Form 10-K
period 2016-12-31
Huntington Auto Trust 2016-1
filed 2017-03-16
CIK 1688281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .

Huntington Auto Trust 2016-1
(Exact name of issuing entity as specified in its charter)
Commission File Number of issuing entity: 333-214109-01
Central Index Key Number of issuing entity: 0001688281

Huntington Funding, LLC
(Exact name of depositor as specified in its charter)
Commission File Number of depositor: 333-214109
Central Index Key Number of depositor: 0001540483

The Huntington National Bank
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0000049205

Delaware	81-6858444
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

41 S. High Street, Columbus, Ohio	43287
(Address of principal executive offices of the issuing entity)	(Zip Code)

(614) 480-8300
(Depositor’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Not applicable to this registrant.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.
Registrant does not have any voting stock.
Documents Incorporated By Reference. None.

Huntington Auto Trust 2016-1
INDEX

Part I.
Item 1.	Business *

Item 1A.	Risk Factors *

Item 1B.	Unresolved Staff Comments	4

Item 2.	Properties *

Item 3.	Legal Proceedings *

Item 4.	Mine Safety Disclosures	4

Part II.
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities *

Item 6.	Selected Financial Data *

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations *

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk *

Item 8.	Financial Statements and Supplementary Data *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure *

Item 9A.	Controls and Procedures *

Item 9B.	Other Information	5

Part III.
Item 10.	Directors, Executive Officers and Corporate Governance *

Item 11.	Executive Compensation *

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters *

Item 13.	Certain Relationships and Related Transactions, and Director Independence *

Item 14.	Principal Accountant Fees and Services *

Part IV.

Item 15.	Exhibits and Financial Statement Schedules	6

Item 16.	Form 10-K Summary	6
Signature

Exhibit Index

* Item is omitted in accordance with General Instructions J to Form 10-K.

Part I
Item 1B. Unresolved Staff Comments
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
There are no significant obligors with respect to the pool assets held by Huntington Auto Trust 2016-1 (the “Issuing Entity”).
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment of the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) issued by the Issuing Entity.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cash flows from the Issuing Entity.
Item 1117 of Regulation AB. Legal Proceedings.
Except as set forth below, there are no legal proceedings pending (or proceedings known to be contemplated by governmental authorities) against The Huntington National Bank (the "Sponsor"), Huntington Funding, LLC (the "Depositor"), the Issuing Entity, Wells Fargo Bank, National Association (the "Indenture Trustee"), Citibank, N.A. (the "Owner Trustee") or Citicorp Trust Delaware, National Association (the "Delaware Trustee"), or of which any property of the foregoing is subject, that are material to holders of the notes.
The Indenture Trustee has provided the following information for inclusion in this Form 10-K:
On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. ("Wells Fargo Bank"), in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the "District Court") against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the "Federal Court Complaint"). In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the "State Court Complaint"). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.
The Owner Trustee has provided the following information for inclusion in this Form 10-K:

Citibank, N.A. (“Citibank”) is acting as Owner Trustee of this ABS transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Citibank’s motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. Citibank filed a motion to dismiss the amended complaint on September 9, 2016, and all briefing on the motion was completed as of October 21, 2016. We await a decision from the Court.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Owner Trustee under the Amended and Restated Trust Agreement for this ABS transaction.
Part II
Item 9B. Other Information
Not applicable.
Part III
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. The information has been provided previously in a Prospectus, dated November 28, 2016, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on November 29, 2016.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of The Huntington National Bank and Wells Fargo Bank, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. As such, each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

The Indenture Trustee Report on Assessment assessed compliance with the Applicable Servicing Criteria for the calendar year 2016 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, Wells Fargo Bank, National Association has complied in all material respects with the applicable servicing criteria.
Item 1123 of Regulation AB. Servicer Compliance Statement.
The Huntington National Bank has been identified as the servicer during the reporting period with respect to the pool assets held by the Issuing Entity. The Huntington National Bank has provided a statement of compliance with the applicable servicing activities (the "Compliance Statement"), signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.
Part IV
Item 15. Exhibits, Financial Statement Schedules
See Exhibit Index listed below.
Item 16. Form 10-K Summary
Not applicable.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Auto Trust 2016-1
(Issuing Entity)

By:	The Huntington National Bank
(Servicer, not in its individual capacity but solely as Servicer on behalf of the Issuing Entity)

By:	/s/ Kim Taylor
Name:	Kim Taylor
Title:	Senior Vice President, Auto Finance CFO

Date:	March 16, 2017

EXHIBIT INDEX
Exhibits for Huntington Auto Trust 2016-1

1.1
Underwriting Agreement, dated November 28, 2016, among Huntington Funding, LLC (the “Depositor”), The Huntington National Bank and Credit Suisse Securities (USA) LLC, on behalf of itself and as representative of the several Underwriters.
*

3.1	Third Amended and Restated Limited Liability Company Agreement of Huntington Funding, LLC dated as of November 9, 2016.	**

4.1	Indenture, dated as of November 30, 2016, between the Huntington Auto Trust 2016-1 (the “Issuing Entity”) and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”).	***

10.1	Receivables Sale Agreement, dated as of November 30, 2016, between The Huntington National Bank and the Depositor.	***

10.2	Asset Representations Review Agreement, dated as of November 30, 2016, among the Issuing Entity, The Huntington National Bank and Clayton Fixed Income Services LLC.	***

10.3	Sale Agreement, dated as of November 30, 2016, between the Issuing Entity and the Depositor.	***

10.4	Servicing Agreement, dated as of November 30, 2016, among The Huntington National Bank, the Issuing Entity and the Indenture Trustee.	***

10.5
Amended and Restated Trust Agreement, dated as of November 30, 2016, among the Depositor, Citibank, N.A., as owner trustee, and Citicorp Trust Delaware, National Association, as issuer Delaware trustee, and acknowledged and agreed to by Wells Fargo Bank, National Association, as certificate registrar and certificate paying agent.
***

10.6	Administration Agreement, dated as of November 30, 2016, among the Issuing Entity, The Huntington National Bank and the Indenture Trustee.	***

31.1	Certification of Senior Officer in charge of the servicing function pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

33.1	Management’s Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria	Filed herewith

33.2	Indenture Trustee’s Assertion of Compliance	Filed herewith

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP in respect of The Huntington National Bank).	Filed herewith

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP on behalf of Indenture Trustee).	Filed herewith

35.1	Annual Servicer’s Compliance Certificate	Filed herewith

*	Incorporated by reference to the corresponding Exhibit to Issuing Entity's Current Report on Form 8-K filed on November 29, 2016 (File No. 333-214109-01).

**	Incorporated by reference to the corresponding Exhibit to Huntington Funding LLC’s Current Report on Form 8-K filed on November 10, 2016 (File No. 333-203636).

***	Incorporated by reference to the corresponding Exhibit to Issuing Entity's Current Report on Form 8-K filed on December 1, 2016 (File No. 333-214109-01).